Form 10-Q
period 1995-06-30
COLUMBIA LEASE INCOME FUND B LP
filed 1995-08-15
CIK 751684

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                             _______________________

                                    FORM 10-Q
                   Quarterly Report Under Section 13 or 15(d)
                 of the United States Securities Exchange Act of
                                      1934

                             _______________________


For The Quarter Ended June 30, 1995             Commission File No. 2-92914


                            COLUMBIA LEASE INCOME FUND B L.P.
                  (Exact name of registrant as specified in its charter)


  Delaware                                                        13-3239271
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                           Identification No.)


One Financial Center, 21st Floor, Boston, MA                           02111
(Address of principal executive offices)                          (Zip Code)


Registrant's telephone number, including area code            (617) 482-8000


                                   Not Applicable
                 (Former name, former address and former fiscal
                       year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by
Section  13  or 15(d) of the Securities  Exchange
Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past
90 days.

                           Yes     X          No
                                  ---              ---
                             There are no Exhibits.

                                  Page 1 of 13

(Page 2)

                        COLUMBIA LEASE INCOME FUND B L.P.
                        (A Delaware Limited Partnership)

                                     INDEX                     Page No.

Part I.  FINANCIAL INFORMATION

Financial Statements

Balance Sheets as of June 30,  1995
  and December 31, 1994                                        3

Statements  of Operations  For  the
  Quarters Ended June 30, 1995 and 1994 and  the
  Six Months Ended June 30, 1995 and 1994                      4

Statements of Cash Flows For the Six
  Months Ended June 30, 1995 and 1994                          5

Notes to Financial Statements                                  6 - 7

Management's Discussion and Analysis of
  Financial Condition and Results of Operations                8 - 11

Part II. OTHER INFORMATION

Items 1 - 6                                                    12

Signature                                                      13

(Page 2)

                         PART I.  FINANCIAL INFORMATION

                        COLUMBIA LEASE INCOME FUND B L.P.
                        (A Delaware Limited Partnership)

                                 Balance Sheets

                                     Assets      (Unaudited)     (Audited)
                                                   6/30/95        12/31/94
Investment property, at cost (note 3):
 Computer equipment                              $    502,411    $   973,398
   Less accumulated depreciation                      482,436        891,773
                                                 ---------------------------
    Investment property, net                           19,975         81,625

Cash and cash equivalents                             166,891         93,575
Marketable securities (note 2)                          8,050              -
Net investment in sales - type and direct
financing leases                                       71,907        156,277
Rents receivable, net (note 2)                          2,119          3,105
Accounts receivable - affiliates                        5,009          7,884
Sales receivable, net (note 2)                              -          8,000
                                                 ---------------------------
   Total assets                                  $    273,951    $   350,466
                                                 ===========================

                        Liabilities and Partners' Equity
Liabilities:
   Accounts payable and accrued expenses -
     affiliates (note 4)                         $     29,478    $    40,820
 Accounts payable and accrued expenses                 80,077        102,580
 Distributions payable (note 5)                        96,636         96,636
                                                 ---------------------------
   Total liabilities                                  206,191        240,036
                                                 ---------------------------
Partners' equity:
 General Partner:
   Capital contribution                                 1,000          1,000
   Cumulative net income                              120,363        113,293
   Cumulative cash distributions                     (507,406)      (498,202)
   Reallocation of capital accounts                   386,043        383,909
                                                 ---------------------------
                                                            -              -
                                                 ---------------------------
 Limited Partners (23,316 units):
   Capital contribution, net of
    offering costs                                 10,025,879     10,025,879
   Cumulative net income                            2,286,900      2,152,566
   Cumulative cash distributions                  (11,858,976)   (11,684,106)
   Reallocation of capital accounts                  (386,043)      (383,909)
                                                 ---------------------------
                                                       67,760        110,430
                                                 ---------------------------
   Total partners' equity                              67,760        110,430
                                                 ---------------------------
   Total liabilities and partners' equity        $    273,951    $   350,466
                                                 ===========================

                 See accompanying notes to financial statements.
(Page 3)

                        COLUMBIA LEASE INCOME FUND B L.P.
                        (A Delaware Limited Partnership)

                            Statements of Operations
                                   (Unaudited)

                                 Quarters Ended             Six Months Ended
                                    June 30,                    June 30,
                              ----------------------     --------------------
                                1995        1994          1995          1994
                              ----------------------     --------------------
Revenue:
 Rental income on
   operating leases           $ 44,741     $ 40,572     $ 71,446     $ 95,073
 Other income                   18,571            -       18,571            -
 Earned income on sales-type
   and direct financing leases   2,614        9,073       10,368       19,922
 Recovery of unsecured
   pre-petition claim (note 2)   8,050            -       43,309            -
 Interest income                 1,549          644        2,487        1,896
 Net gain on sale
   of equipment                 17,160       11,255       89,019       59,986
                              ---------------------      --------------------
    Total revenue               92,685       61,544      235,200      176,877
                              ---------------------      --------------------
Costs and expenses:
 Depreciation                   13,564       45,830       46,519       93,199
 Related party expenses
   (note 4):
   Management fees               1,298        9,314        7,398       16,444
   General and administrative   17,808       12,318       32,138       25,011
 Provision for
   doubtful accounts               516        7,543        7,741        7,543
                              ---------------------     ---------------------
    Total costs
      and expenses              33,186       75,005       93,796      142,197
                              ---------------------     ---------------------
Net income (loss)             $ 59,499     $(13,461)    $141,404     $ 34,680
                              =====================     =====================
Net income (loss) per Limited
 Partnership Unit             $   2.42     $  (0.55)    $   5.76     $   1.41
                              =====================     =====================

                 See accompanying notes to financial statements.
(Page 5)

                        COLUMBIA LEASE INCOME FUND B L.P.
                        (A Delaware Limited Partnership)

                            Statements of Cash Flows
                 For the Six Months Ended June 30, 1995 and 1994
                                   (Unaudited)

                                                  1995              1994
Cash flows from operating activities:
 Net income                                       $ 141,404         $  34,680
                                                  ---------------------------
Adjustments to reconcile net income to net
 cash provided by operating activities:
   Depreciation                                      46,519            93,199
   Provision for doubtful accounts                    7,741             7,543
   Net gain on sale of equipment                    (89,019)          (59,986)
   Net decrease in current assets                    80,440           108,194
   Net (decrease) increase in
      current liabilities                           (33,845)           14,101
                                                  ---------------------------
       Total adjustments                             11,836           163,051
                                                  ---------------------------
       Net cash provided by operating activities    153,240           197,731
                                                  ---------------------------
Cash flows from investing activities:
 Purchase of investment property                          -            (5,444)
 Proceeds from sales of investment property         104,150            74,862
                                                  ---------------------------
       Cash provided by investing activities        104,150            69,418
                                                  ---------------------------
Cash flows from financing activities:
 Cash distributions to partners                    (184,074)         (276,111)
                                                  ---------------------------
       Cash used in financing activities           (184,074)         (276,111)
                                                  ---------------------------
Net increase (decrease) in cash and cash
  equivalents                                        73,316            (8,962)

Cash and cash equivalents at beginning of period     93,575           112,918
                                                  ---------------------------
Cash and cash equivalents at end of period        $ 166,891         $ 103,956
                                                  ===========================
Supplemental cash flow information:
 Interest paid during the period                  $       -         $       -
                                                  ===========================

                 See accompanying notes to financial statements.
(Page 6)
                        COLUMBIA LEASE INCOME FUND B L.P.
                        (A Delaware Limited Partnership)

                          Notes to Financial Statements
                                   (Unaudited)

(1)  Organization

The  foregoing financial statements  of  Columbia
Lease Income Fund B L.P. (the "Partnership") have
been  prepared in accordance with the  rules  and
regulations   of  the  Securities  and   Exchange
Commission   for  Form  10-Q  and   reflect   all
adjustments   which  are,  in  the   opinion   of
management, necessary for a fair presentation of the results for the interim periods presented.
Pursuant to such rules and regulations, certain note disclosures which are normally required under generally accepted accounting principles have been omitted. It is recommended that these financial statements be read in conjunction with the Partnership's Annual Report on Form 10-K for the year ended December 31, 1994.

During  the  second quarter of 1995, the  General
Partner announced its intentions of winding  down
the   operations  of  the  Partnership.   It   is
anticipated that substantially all of the  assets
will  be liquidated and the proceeds will be used
to settle all outstanding liabilities and make  a
final  distribution  by the  end  of  1995.   The
Partnership  will  not  be terminated  until  the
unsecured   pre-petition   claim   against    CIS
Corporation has been settled and the remaining proceeds have been distributed to the Partners
(see notes 6 & 7 for further discussion).

(2)   Significant Accounting Policies

Allowance for Doubtful Accounts

The  financial statements include allowances  for
estimated  losses  on receivable  balances.   The
allowances  for doubtful accounts  are  based  on
past  write  off experience and an evaluation  of
potential   uncollectible  accounts  within   the
current receivable balances.  Receivable balances
which  are  determined  to be  uncollectible  are
charged  against  the  allowance  and  subsequent
recoveries,   if   any,  are  credited   to   the
allowance.   At  June 30, 1995 and  December  31,
1994,   the   allowance  for  doubtful   accounts
included in rents receivable was $1,132 and $1,391, respectively, and $8,000 and $0 included in sales receivable, respectively.

Marketable Securities

The marketable securities consist of common stock
in  Continental  Information Systems  Corporation
received by the Partnership in March 1995 in  the
first  distribution made by the  Trustee  of  the
Liquidating Estate of CIS Corporation, et al with
respect to the outstanding unsecured pre-petition
claim.  During the second quarter of   1995,  the
stock   began   trading,  thereby  providing   an
objective valuation measure for establishing the cost basis which approximates fair market value at the balance sheet date.

Reclassifications

Certain prior year financial statement items have been reclassified to conform with the current year's financial statement presentation.

(3)
Investment Property

At June 30, 1995, the Partnership owned computer equipment with a cost basis of $440,869, subject to existing leases and equipment with a cost basis of $61,542 in inventory awaiting re-lease or sale. All purchases of computer equipment are subject to a 2.5% acquisition fee paid to the General Partner.

(Page 7)

(4)   Related Party Transactions

Fees, commissions and other expenses paid or accrued by the Partnership to the General Partner or affiliates of the General Partner for the six months ended June 30, 1995 and 1994 are as follows:

                                 1995        1994

Equipment acquisition fees       $       -   $   9,967
Management fees                      7,398      16,444
Reimbursable expenses paid          36,274      23,130
                                 ---------------------
                                 $  43,672   $  49,541
                                 =====================

Under the terms of the Partnership Agreement, the
General  Partner  is  entitled  to  an  equipment
acquisition  fee  of 2.5% of the  purchase  price
paid  by the Partnership for the equipment.   The
General  Partner is also entitled to a management
fee  equal  to 6% of the monthly rental  billings
collected,  paid  quarterly.   In  addition,  the
Partnership reimburses the General Partner and its affiliates for certain expenses incurred by them in connection with the operation of the Partnership.

(5)   Distributions to Partners

For   the   six  months  ended  June  30,   1995,
declarations  of  Distributable  Cash   were   as
follows:

                                           Limited Partners
                                                                     General
                  Date Paid           Distribution                   Partner
Quarter Ended     or Payable          Per $500 Unit   Totals         Totals

March 31, 1995    May 15, 1995        $  3.75         $ 87,435       $4,602
June 30, 1995     August 15, 1995     $  3.75         $ 87,435       $4,602


(Page 8)

(6) Bankruptcy  of  Continental  Information Systems Corporation

On    January   13,   1989   ("Petition   Date"),
Continental Information Systems Corporation,  CMI
Holding  Co.,  CMI Corporation, CIS  Corporation,
and  certain  of  their affiliates (collectively,
the  "Debtors") voluntarily petitioned for relief
under  Chapter 11 of the United States Bankruptcy
Code ("Chapter 11"), and thereafter continued  in
the  management and operation of their businesses
and  property  as  Debtors  in  possession  until
October   25,   1989,  when  the  United   States
Bankruptcy  Court  (the  "Court")  confirmed  the
appointment  of James P. Hassett  as  Chapter  11
trustee  (the  "Trustee")  of  the  Debtors.  TLP
Leasing   Programs,  Inc.  ("TLP"),  the   parent
company  of  TLP Columbia Management  Corporation
("TCMC"),  is  a wholly-owned subsidiary  of  CMI
Holding  Co., but did not file under Chapter  11.
TCMC will continue to manage and provide services
for   the  Partnership  in  accordance  with  the
Partnership Agreement, as they have in the past.

CMI   Holding   Co.  has  become  a  wholly-owned
subsidiary of CIS Corporation pursuant to a Court
ordered  settlement  entered into  among  various
Prudential Insurance entities and CIS Corporation
which  settled  certain  claims  Prudential   had
against CIS Corporation. The Court approved the settlement on July 20, 1993.

On  November  29, 1994, the Court  confirmed  the
Trustee's proposed Joint Plan of Reorganization dated October 4, 1994, and the Debtors emerged from Chapter 11 bankruptcy protection on December
21, 1994.

In March 1995, the Partnership received the first
distribution from the Trustee (now trustee of the
Liquidating  Estate  of CIS Corporation,  et  al)
with  respect to the unsecured pre-petition claim
against  CIS  Corporation and CMI Corporation  of
$76,023, which had previously been written off in
1990.    The  distribution  consisted   of   cash
proceeds  of $35,259 and 3,220 shares  of  common
stock    in   Continental   Information   Systems
Corporation. During the second quarter of 1995, the stock began trading, thereby providing an objective valuation measure for establishing the cost basis which approximates fair market value at June 30, 1995. In 1990, when the claim was originally made, the partnership was unrelated to the Liquidating Estate.

(7)   Subsequent Events

On  July  20, 1995, the Partnership received  the
second  distribution  from  the  Trustee  of  the
Liquidating  Estate  of CIS Corporation,  et  al,
with respect to the unsecured pre-petition claim.
The  distribution consisted of cash  proceeds  of
$3,537   and  456  shares  of  common  stock   in
Continental Information Systems Corporation  with
a  carrying value of $1,140.  The cash and  stock
will be reflected in the financial statements for
the   third  quarter  of  1995.   Following   the
Trustee's second distribution, the Partnership has a remaining unsecured pre-petition claim of $21,457 as of July 20, 1995. The General Partner anticipates that the Liquidating Estate will make future distributions on the remaining outstanding claim balance, although it is not possible at this time to determine when these distributions will be made.

(Page 9)
                        COLUMBIA LEASE INCOME FUND B L.P.
                        (A Delaware Limited Partnership)

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations
                                   (Unaudited)

Results of Operations

The following discussion relates to Partnership's operations for the quarter and six month periods ended June 30, 1995, compared to the same period in 1994.

The  Partnership realized net income  of  $59,499
and  a  net  loss of $13,461 for the three  month
periods   ended   June  30,   1995,   and   1994,
respectively.  Rental income on operating  leases
increased  $4,169 or 10% between the three  month
periods.  The slight increase in rental income is
due  to  favorable  results  of  equipment  lease
extensions   and  remarketings  in  the   current
quarter.   Other income in the current period  is
the   result   of  the  reduction  of  overstated
liabilities  recorded in prior  periods.   Earned
income   on   existing  sales-type   and   direct
financing  leases will continue to  decline  over
the  lease  terms as more of each  minimum  lease
payment, as calculated using the rate implicit in
the  lease, is allocated to the recovery  of  the
fair  market  value  of  the  equipment  at   the
inception   of   the  lease.    The   Partnership
currently has one sale-type lease and two  direct
financing   leases,   all  having   lease   terms
scheduled  to  expire in 1995.  The  recovery  of
unsecured  pre-petition claim was the  result  of
the  establishment of the carrying value  of  the
stock    in   Continental   Information   Systems
Corporation   received   in   the   March    1995
distribution from the Trustee of the  Liquidating
Estate   of   CIS  Corporation,   et   al.    The
receivables associated with the stock settlement had been written off in 1990; accordingly, the Partnership was able to show a recovery on those receivables as of June 30, 1995 at which time an objective stock value could be determined due to the stock's trading activities. The net gain on sale of equipment can be attributed to sales of equipment carrying low net book values.

Total costs and expenses decreased $41,819 or 56%
between the three month periods.  The decrease in
costs  and  expenses is primarily the  result  of
lower  depreciation  expense.   The  decrease  in
depreciation expense is due to a large portion of
the    equipment    portfolio   becoming    fully
depreciated  and  a  reduction  in  the   overall
equipment   portfolio.   Management   fees   have
decreased   significantly  due  to  the   current
quarter  refund  from  the  General  Partner   of
management fees charged on receivables that  have
been    deemed   uncollectible.    General    and
administrative expenses were lower in 1994 due to
an   overaccrual  in  prior  periods  which   was
reversed in the period ending June 30, 1994.  The
Partnership's  provision  for  doubtful  accounts
decreased  from  June  30,  1994  due  to   fewer
delinquent rent receivables outstanding.

(Page 10)

The  Partnership realized net income of  $141,404
and  $34,680 for the six month periods ended June
30,  1995 and 1994, respectively.  Rental  income
on  operating  lease  decreased  $23,627  or  25%
between  the six months period.  The decrease  in
rental  income  on  operating leases  overall  is
primarily  due to lower rental rates obtained  on
equipment   lease  extensions  and   remarketings
resulting  after the initial lease  term  expires
and  due to a decrease in the overall size of the
equipment  lease portfolio.  As discussed  above,
other  income is due to a reduction of overstated
liabilities  recorded in prior  periods.   Earned
income  on  the  existing sales-type  and  direct
financing  leases will continue to  decline  over
the  lease  terms as more of each  minimum  lease
payment, as calculated using the rate implicit in
the  lease, is allocated to the recovery  of  the
fair  market  value  of  the  equipment  at   the
inception   of   the  lease.    The   Partnership
currently has one sale-type lease and two  direct
financing   leases,   all  having   lease   terms
scheduled to expire in 1995.  As mentioned above,
the  recovery of unsecured pre-petition claim was
the  result of the receipt of a cash recovery  of
$35,259  and  the establishment of  the  carrying
value  of  the  stock in Continental  Information
Systems  Corporation received in the  March  1995
distribution from the Trustee of the  Liquidating
Estate   of   CIS  Corporation,   et   al.    The
receivables  associated with the cash  and  stock
settlement   had  been  written  off   in   1990;
accordingly, the Partnership was able to show a recovery on those receivables as of June 30, 1995 at which time an objective stock value could be determined due to the stock's trading activities.
The increase in net gain on sale of equipment is attributed to a number of sales in 1995 of equipment carrying low net book values.

Total costs and expenses decreased $48,401 or 34%
between  the six month periods.  The decrease  in
costs  and  expenses is primarily the  result  of
lower depreciation expense.  As discussed in  the
quarterly   analysis  above,  the   decrease   in
depreciation  is due to a large  portion  of  the
equipment  portfolio becoming  fully  depreciated
and   a   reduction  in  the  overall   equipment
portfolio.  Management fees have decreased due to
the  decline  in  rental income and  the  current
quarter  refund  from  the  General  Partner   of
management fees charged on receivables that  have
been  deemed uncollectible.  As discussed  above,
general and administrative expenses were lower in
1994 due to an overaccrual in prior periods which
was  reversed in the period ending June 30, 1994.
The   Partnership  increased  its  provision  for
doubtful by $7,741 in the first six months of 1995 to reserve for uncollectible accounts.

Liquidity and Capital Resources.

For  the  six months ended June 30, 1994,  rental
revenue generated from operating leases and sales
proceeds  from equipment sales were  the  primary
source   of   funds  for  the  Partnership.    As
equipment leases terminate, the General Partner determines if the equipment will be extended to the same lessee, remarketed to another lessee, or if it is less marketable, sold. This decision is made upon analyzing which option would generate the most favorable results.

Rental  income on operating leases will  continue
to decrease due to two factors.  The first factor
is  the  rate  obtained when the original  leases
expire  and  are  remarketed  at  a  lower  rate.
Typically, the remarketed rates are lower due  to
the  decrease  in useful life of  the  equipment.
Secondly, the increasing change of technology  in
the   computer  industry  usually  decreases  the
demand  for older equipment, thus increasing  the
possibility  of  obsolescence.   Both  of   these
factors together will cause remarketed rates to be lower than original rates and will cause certain leases to terminate upon expiration.

(Page 11)

During  the  second quarter of 1995, the  General
Partner announced its intentions of winding  down
the   operations  of  the  Partnership.   It   is
anticipated that substantially all of the  assets
will  be liquidated and the proceeds will be used
to settle all outstanding liabilities and to make
a  final  distribution by the end of  1995.   The
Partnership  will  not  be terminated  until  the
unsecured   pre-petition   claim   against    CIS
Corporation has been settled and the remaining proceeds have been distributed to the Partners.

For   the  quarter  ended  June  30,  1995,   the
Partnership's  investing activities  resulted  in
equipment sales with a depreciated cost basis  of
$59,347,   generating   $104,150   in   proceeds.
Associated  with the equipment sale were  $44,216
of   loss   charge  offs  against  the   reserve,
initially  set up in prior periods for  estimated
losses  on the ultimate disposition of equipment.
The   Partnership   has   no   material   capital
expenditure commitments, and will not purchase equipment in the future as the Partnership has reached the end of its reinvestment period and has announced its intentions of winding down the Partnership by the end of 1995.

Cash  distributions are currently  at  an  annual
level  of  3%  per Limited Partnership  Unit,  or
$3.75 per Limited Partnership Unit on a quarterly
basis.  For the quarter ended June 30, 1995,  the
Partnership  declared  a  cash  distribution   of
$92,037,  of  which $4,602 was allocated  to  the
General Partner and $87,435 was allocated to  the
Limited Partners.  The distribution is payable on
August   15,   1995.   The  Partnership   expects
distributions   to  be  more  volatile   as   its
operations are winding down.

The   effects   of  inflation   have   not   been
significant  to  the  Partnership  and  are   not
expected to have a material impact in the future periods.

(Page 12)
                           PART II. OTHER INFORMATION

                        COLUMBIA LEASE INCOME FUND B L.P.
                        (A Delaware Limited Partnership)


Item 1.  Legal Proceedings
         Response:  None

Item 2.  Changes  in  the   Rights   of   the
         Partnership's Security Holders
         Response:  None

Item 3.  Defaults  by the  Partnership  on  its
         Senior Securities
         Response:  None

Item 4.  Results of Votes of Security Holders
         Response:  None

Item 5.  Other Information
         Response:  None

Item 6.  Exhibits and Reports on Form 8-K
         Response:

         A.  None

         B.  None

(Page 13)

SIGNATURE

Pursuant  to  the requirements of the  Securities
Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



COLUMBIA LEASE INCOME FUND B L.P.
(Registrant)


By:    TLP Columbia Management Corporation,
       its General Partner


Date:  August  11,  1995

By:    Arthur P. Beecher,
       President