Form 10-Q
period 1995-09-30
COLUMBIA LEASE INCOME FUND B LP
filed 1995-11-14
CIK 751684

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                            -----------------------

                                   FORM 10-Q
                   Quarterly Report Under Section 13 or 15(d)
              of the United States Securities Exchange Act of 1934

                            -----------------------


For The Quarter Ended September 30, 1995            Commission File No. 2-92914


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

                                  Yes X No ___

                             There are no Exhibits.


                       COLUMBIA LEASE INCOME FUND B L.P.
                        (A Delaware Limited Partnership)


                                                             INDEX                                                Page No.

Part I.       FINANCIAL INFORMATION

              Financial Statements

                    Balance Sheets as of September 30, 1995 and December 31, 1994                                     3

                    Statements of Operations For the Quarters Ended
                           September 30, 1995 and 1994 and the Nine Months
                           Ended September 30, 1995 and 1994                                                          4

                    Statements of Cash Flows For the Nine Months Ended
                           September 30, 1995 and 1994                                                                5

                    Notes to Financial Statements                                                                 6 - 9

              Management's Discussion and Analysis of Financial Condition and
                    Results of Operations                                                                       10 - 12

Part II.      OTHER INFORMATION

              Items 1 - 6                                                                                            13

              Signature                                                                                              14



                                                           Part I. FINANCIAL INFORMATION

                       COLUMBIA LEASE INCOME FUND B L.P.
                        (A Delaware Limited Partnership)

                                 Balance Sheets

                                      Assets                                        (Unaudited)              (Audited)
                                                                                      9/30/95                 12/31/94
Investment property, at cost (note 3):
   Computer equipment                                                             $       687,898        $       973,398
     Less accumulated depreciation                                                        653,074                891,773
                                                                                          -------                -------
       Investment property, net                                                            34,824                 81,625

Cash and cash equivalents                                                                 145,470                 93,575
Marketable securities (notes 2 & 6)                                                         8,271                      -
Net investment in sales-type and direct financing leases                                   17,264                156,277
Rents receivable, net (note 2)                                                              3,375                  3,105
Accounts receivable - affiliates (note 4)                                                   1,972                  7,884
Sales receivable, net (note 2)                                                                  -                  8,000
                                                                                            -----                  -----

     Total assets                                                                 $       211,176        $       350,466
                                                                                  =       =======        =       =======

                        Liabilities and Partners' Equity
Liabilities:
   Accounts payable and accrued expenses - affiliates (note 4)                    $        22,835        $        40,820
   Accounts payable and accrued expenses                                                   64,251                102,580
   Distributions payable (note 5)                                                          96,636                 96,636
                                                                                           ------                 ------

     Total liabilities                                                                    183,722                240,036
                                                                                          -------                -------

Partners' equity:
   General Partner:
     Capital contribution                                                                   1,000                  1,000
     Cumulative net income                                                                122,996                113,293
     Cumulative cash distributions                                                       (512,008)              (498,202)
     Reallocation of capital accounts                                                     388,012                383,909
                                                                                          -------                -------
                                                                                                -                      -
                                                                                          -------                -------
   Limited Partners (23,316 units):
     Capital contribution, net of
       offering costs                                                                  10,025,879             10,025,879
     Cumulative net income                                                              2,336,917              2,152,566
     Cumulative cash distributions                                                    (11,946,411)           (11,684,106)
     Reallocation of capital accounts                                                    (388,012)              (383,909)
                                                                                         --------               --------
                                                                                           28,373                110,430
                                                                                         --------               --------
     Unrealized losses on marketable securities (note 6)                                     (919)                     -
                                                                                         --------               --------
     Total partners' equity                                                                27,454                110,430
                                                                                         --------               --------

     Total liabilities and partners' equity                                       $       211,176        $       350,466
                                                                                  =       =======        =       =======

                See accompanying notes to financial statements.


                       COLUMBIA LEASE INCOME FUND B L.P.
                        (A Delaware Limited Partnership)

                            Statements of Operations
                                  (Unaudited)

                                                     Quarters Ended                         Nine Months Ended
                                                      September 30,                           September 30,
                                                      -------------                           -------------
                                                 1995              1994                1995                1994
                                                 ----              ----                ----                ----
Revenue:
   Rental income                            $     42,588       $     56,963         $    114,034        $    152,036
   Other income                                   18,894                  -               37,465                   -
   Earned income on sales-type and
     direct financing leases                       1,642              7,808               12,010              27,729
   Recovery of unsecured pre-petition
     claim (note 7)                               11,752                  -               55,061                   -
   Interest income                                 1,301                522                3,788               2,418
   Net gain on sale
     of equipment                                  6,315             17,079               95,334              77,066
                                                   -----             ------               ------              ------

       Total revenue                              82,492             82,372              317,692             259,249
                                                  ------             ------              -------             -------

Costs and expenses:
   Depreciation                                   11,938             33,909               58,457             127,108
   Related party expenses (note 4):
     Management fees                               4,252              6,834               11,650              23,278
     General and administrative                   14,174             22,008               46,312              47,017
   (Reversal of) provision for
     doubtful accounts                              (522)           (11,287)               7,219              (3,744)
                                                    ----            -------                -----              ------

       Total costs
         and expenses                             29,842             51,464              123,638             193,659
                                                  ------             ------              -------             -------

Net income                                  $     52,650       $     30,908         $    194,054        $     65,590
                                            =     ======       =     ======         =    =======        =     ======

Net income per Limited
   Partnership Unit                         $       2.15       $       1.26         $       7.91        $       2.67
                                            =       ====       =       ====         =       ====        =       ====

                      See accompanying notes to financial statements.


                       COLUMBIA LEASE INCOME FUND B L.P.
                        (A Delaware Limited Partnership)

                            Statements of Cash Flows
             For the Nine Months Ended September 30, 1995 and 1994
                                  (Unaudited)

                                                                                        1995                    1994
                                                                                        ----                    ----
Cash flows from operating activities:
   Net income                                                                        $    194,054             $     65,590
                                                                                     -    -------             -     ------

Adjustments  to  reconcile   net  income  to  net  cash  provided  by  operating
   activities:
     Depreciation                                                                          58,457                  127,108
     (Reversal of) provision for doubtful accounts                                          7,219                   (3,744)
     Net gain on sale of equipment                                                        (95,334)                 (77,066)
     Net decrease in current assets                                                       109,459                  139,260
     Net (decrease) increase in current liabilities                                       (56,314)                  12,243
                                                                                          -------                   ------

           Total adjustments                                                               23,487                  197,801
                                                                                           ------                  -------

           Net cash provided by operating activities                                      217,541                  263,391
                                                                                          -------                  -------

Cash flows from investing activities:
   Purchase of investment property                                                              -                  (16,099)
   Proceeds from sales of investment property                                             110,465                   92,654
                                                                                          -------                   ------

           Cash provided by investing activities                                          110,465                   76,555
                                                                                          -------                   ------

Cash flows from financing activities:
   Cash distributions to partners                                                        (276,111)                (363,546)
                                                                                         --------                 --------

           Cash used in financing activities                                             (276,111)                (363,546)
                                                                                         --------                 --------

Net increase (decrease) in cash and cash equivalents                                       51,895                  (23,600)

Cash and cash equivalents at beginning of period                                           93,575                  112,918
                                                                                           ------                  -------

Cash and cash equivalents at end of period                                           $    145,470             $     89,318
                                                                                     =    =======             =     ======

Supplemental cash flow information:
   Interest paid during the period                                                   $          -             $          -
                                                                                     =     ======            =      ======

Non-cash investing activities:
   Reclassification of expired direct financing
     lease to operating lease                                                        $     26,787             $          -
                                                                                     =     ======             =     ======

                      See accompanying notes to financial statements.

                       COLUMBIA LEASE INCOME FUND B L.P.
                        (A Delaware Limited Partnership)

                         Notes to Financial Statements
             For the Nine Months Ended September 30, 1995 and 1994
                                  (Unaudited)

(1)   Basis of Presentation

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

During the second quarter of 1995, the General Partner announced its intentions of winding down the operations of the Partnership. It is anticipated that substantially all of the assets will be liquidated and the proceeds will be used to settle all outstanding liabilities and make a final distribution within the next twelve months. Because of the outstanding unsecured pre-petition claim against CIS Corporation, the Partnership will not be terminated until the claim has been settled and the remaining proceeds have been distributed to the Partners (see note 7 for further discussion).

(2)   Significant Accounting Policies

Allowance for Doubtful Accounts

The financial statements include allowances for estimated losses on receivable balances. The allowances for doubtful accounts are based on past write off experience and an evaluation of potential uncollectible accounts within the current receivable balances. Receivable balances which are determined to be uncollectible are charged against the allowance and subsequent recoveries, if any, are credited to the allowance. At September 30, 1995 and December 31, 1994, the allowance for doubtful accounts included in rents receivable was $610 and $1,391, respectively, and $8,000 and $0 included in sales receivable, respectively.

Marketable Securities

The marketable securities are stated at fair value at the balance sheet date and consist of common stock in Continental Information Systems Corporation received by the Partnership in the distributions made December 27, 1994 and July 20, 1995 by the Trustee of the Liquidating Estate of CIS Corporation, et al ("the Trustee"), with respect to the outstanding net unsecured pre-petition claim. During the second quarter of 1995, the stock began trading, thereby providing an objective valuation measure for establishing the cost basis. Unrealized gains and losses are recorded directly in partners' equity except those gains and losses that are deemed to be other than temporary, which would be reflected in income or loss (see note 6).

(3)   Investment Property

At September 30, 1995, the Partnership owned computer equipment with a cost basis of $687,898, subject to existing leases. All purchases of computer equipment are subject to a 2.5% acquisition fee paid to the General Partner.

                       COLUMBIA LEASE INCOME FUND B L.P.
                        (A Delaware Limited Partnership)

                         Notes to Financial Statements
                                  (Unaudited)

(4)   Related Party Transactions

Fees, commissions and other expenses paid or accrued by the Partnership to the General Partner or affiliates of the General Partner for the nine months ended September 30, 1995 and 1994 are as follows:

                                                          1995                  1994
                                                          ----                  ----

      Equipment acquisition fees                     $         -             $      393
      Management fees                                     11,650                 23,278
      Reimbursable expenses paid                          50,821                 40,262
                                                          ------                 ------

                                                     $    62,471             $   63,933
                                                     =    ======             =   ======

Under the terms of the Partnership Agreement, the General Partner is entitled to an equipment acquisition fee of 2.5% of the purchase price paid by the Partnership for the equipment. The General Partner is also entitled to a management fee equal to 6.0% of the monthly rental billings collected, paid quarterly. In addition, the Partnership reimburses the General Partner and its affiliates for certain expenses incurred by them in connection with the operation of the Partnership.

(5)   Distributions to Partners

For the nine months ended September 30, 1995, declarations of Distributable Cash were as follows:

                                                                                     Limited Partners
                                                                                                                         General
                                        Date Paid                        Distribution                                    Partners
Quarter Ended                           or Payable                       Per $500 Unit                Total                Totals
-------------                           ----------                       -------------                -----                ------

March 31, 1995                        May 15, 1995                         $ 5.00                  $    87,435           $    4,602
June 30, 1995                         August 15, 1995                      $ 3.75                  $    87,435           $    4,602
September 30, 1995                    November 15, 1995                    $ 3.75                  $    87,435           $    4,599

(6)   Fair Values of Financial Instruments

Pursuant to Statement of Financial Accounting Standards No. 115 ("SFAS 115"), "Accounting for Certain Investments in Debt and Equity Securities," which requires investments in debt and equity securities other than those accounted for under the equity method to be carried at fair value or amortized cost for debt securities expected to be held to maturity, the Partnership has classified its investments in equity securities as available for sale. Accordingly, the net unrealized gains and losses computed in marking these securities to market are reported as a component of partners' equity. At September 30, 1995 the difference between the fair value and the original cost of these securities is an unrealized loss of $919.

                       COLUMBIA LEASE INCOME FUND B L.P.
                        (A Delaware Limited Partnership)

                         Notes to Financial Statements
                                  (Unaudited)

The fair value is based on currently quoted market prices. The carrying amount and estimated fair value of the Partnership's marketable securities for the quarters ended September 30, 1995 and 1994 are as follows:

                                                                    1995              1994
                                                                    ----              ----
                                                              Carrying Fair     Carrying      Fair
                                                              Amount   Value    Amount        Value

Investment in Continental Information
     Systems Corporation Stock                                $  9,190 $ 8,271  $      -      $      -
                                                              ======== =======  ========      ========

As was discussed in note 2, Marketable Securities, the Partnership received stock in Continental Information Systems Corporation as part of the December 27, 1995 and July 20, 1995 distributions from the Trustee with respect to the unsecured pre-petition claims against CIS Corporation and CMI Corporation. During the second quarter of 1995 when the stock began actively trading, the carrying amount for the stock was established to be $2.50 per share which approximated fair value at June 30, 1995.

(7)   Bankruptcy of Continental Information Systems Corporation

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

                       COLUMBIA LEASE INCOME FUND B L.P.
                        (A Delaware Limited Partnership)

                         Notes to Financial Statements
                                  (Unaudited)

In March 1995, the Partnership received the first distribution from the Trustee (now Trustee of the Liquidating Estate of CIS Corporation, et al) with respect to the unsecured pre-petition claims against CIS Corporation and CMI Corporation of $76,023, which had previously been written off in 1990. The distribution consisted of cash proceeds of $35,259 and 3,220 shares of common stock in Continental Information Systems Corporation, to which the Trustee prescribed a value of $4.29 per share for purposes of the unsecured pre-petition claim. During the second quarter of 1995, the stock began trading, thereby providing an objective valuation measure for establishing the cost basis when approximates fair value of $2.50 at June 30, 1995. On July 20, 1995, the Partnership received the second distribution from the Trustee. The distribution consisted of cash proceeds of $3,537 and 456 shares of common stock in Continental Information Systems Corporation with a carrying value of $1,140. Following the Trustee's second distribution, the Partnership has a remaining unsecured pre-petition claim of $21,457 as of September 30, 1995. The General Partner anticipates that the Liquidating Estate will make future distributions on the remaining outstanding claim balance, although it is not possible at this time to determine when these distributions will be made. In 1990, when the claim was originally made, the partnership was unrelated to the Liquidating Estate.

                       COLUMBIA LEASE INCOME FUND B L.P.
                        (A Delaware Limited Partnership)

                    Management's Discussion and Analysis of
                 Financial Condition and Results of Operations
                                  (Unaudited)
Results of Operations

The following discussion relates to the Partnership's operations for the quarter and nine month periods ended September 30, 1995, compared to the same periods in 1994.

The Partnership realized net income of $52,650 and $30,908 for the three month periods ended September 30, 1995 and 1994, respectively. Rental income on operating leases decreased $14,375 or 25% between the three month periods. The decrease in rental income is primarily due to lower rental rates obtained on equipment lease extensions and remarketings resulting after the initial lease term expires and due to a decrease in the overall size of the equipment portfolio. Other income in the current period is the result of the reduction of overstated liabilities recorded in prior periods. Earned income on sales-type and direct financing leases will continue to decline over the lease terms as more of each minimum lease payment, as calculated using the rate implicit in the lease, is allocated to the recovery of the fair market value of the equipment at the inception of the lease. The recovery of the net unsecured pre-petition claim was the result of the second distribution from the Trustee of the Liquidating Estate of CIS Corporation, et al ("the Trustee"), with respect to the outstanding claim balance. The receivables associated with the settlement had been written off in 1990; accordingly, the Partnership was able to show a recovery on those receivables as of September 30, 1995. The net gain on sale of equipment can be attributed to sales of fully depreciated equipment.

Total costs and expenses decreased $21,622 or 42% between the three month periods. The decrease in costs and expenses is primarily the result of lower depreciation expense. The decrease in depreciation expense is due to a large portion of the equipment portfolio becoming fully depreciated and a reduction in the overall equipment portfolio. Management fees have decreased in relation to the decline in rental income. General and administrative expenses were lower in the current quarter due to a decline in operating activity and due to fewer storage charges as a result of the reduction of equipment held in inventory awaiting re-lease or sale. The Partnership's provision for doubtful accounts was reversed in the current and prior year quarter due to successful collection efforts on delinquent rent receivables.

The Partnership realized net income of $194,054 and $65,590 for the nine month periods ended September 30, 1995 and 1994, respectively. Rental income on operating lease decreased $38,002 or 25% between the nine month periods. As discussed in the quarter analysis above, the decrease in rental income on operating leases is primarily due to lower rental rates obtained on equipment lease extensions and remarketings resulting after the initial lease term expires and due to a decrease in the overall size of the equipment lease portfolio. Other income is due to a reduction of overstated liabilities recorded in prior periods, as discussed above. Earned income on sales-type and direct financing leases will continue to decline over the lease terms as more of each minimum lease payment, as calculated using the rate implicit in the lease, is allocated to the recovery of the fair value of the equipment at the inception of the lease. As mentioned above, the recovery of the net unsecured pre-petition claim was the result of the third quarter of 1995 receipt of the Trustee's July 20, 1995 second distribution along with the second quarter of 1995 establishment of the carrying value of the stock received in March, 1995. The receivables associated with the stock settlement had been written off in 1990; accordingly, the Partnership was able to show a recovery on those receivables as of September 30, 1995. The increase in net gain on sale of equipment is attributed to a number of sales in 1995 of equipment carrying low net book values.

                       COLUMBIA LEASE INCOME FUND B L.P.
                        (A Delaware Limited Partnership)

                    Management's Discussion and Analysis of
                 Financial Condition and Results of Operations
                                  (Unaudited)

Total costs and expenses decreased $70,021 or 36% between the nine month periods. The decrease in costs and expenses is primarily the result of lower depreciation expense. As discussed in the quarterly analysis above, the decrease in depreciation expense of $68,651 is due to a large portion of the equipment portfolio becoming fully depreciated and a reduction in the overall equipment portfolio. Management fees have decreased in relation to the decline in rental income along with the second quarter of 1995 refund from the General Partner of management fees charged on receivables that had been deemed uncollectible. General and administrative expenses reflect a slight net decrease which is the result of lower current year expenses combined with lower expenses in 1994 due to an overaccrual in a prior period which was reversed in the quarter ended June 30, 1994. The Partnership established a provision for doubtful accounts of $7,219 in the first nine months of 1995 to reserve for uncollectible accounts.

Liquidity and Capital Resources

For the nine months ended September 30, 1995, rental revenue generated from operating leases and sales proceeds from equipment sales were the primary source of funds for the Partnership. As equipment leases terminate, the General Partner determines if the equipment will be extended to the same lessee, remarketed to another lessee, or if it is less marketable, sold. This decision is made upon analyzing which option would generate the most favorable results.

Rental income on operating leases will continue to decrease due to two factors. The first factor is the rate obtained when the original leases expire and are remarketed at a lower rate. Typically the remarketed rates are lower due to the decrease in useful life of the equipment. Secondly, the increasing change in technology in the computer industry usually decreases the demand for older equipment, thus increasing the possibility of obsolescence. Both of these factors together will cause remarketed rates to be lower than original rates and will cause certain leases to terminate upon expiration.

During the second quarter of 1995, the General Partner announced its intentions of winding down the operations of the Partnership. It is anticipated that substantially all of the assets will be liquidated and the proceeds will be used to settle all outstanding liabilities and to make a final distribution within the next twelve months. The Partnership will not be terminated until the unsecured pre-petition claims against CIS Corporation and CMI Corporation has been settled, the stock received has been sold and the remaining proceeds have been distributed to the partners.

The stock cannot be sold immediately by the Partnership due to limitations imposed by the Securities Exchange Act of 1933 (the "Exchange Act"). Because TLP Columbia Management Corporation, the General Partner, is a wholly-owned subsidiary of TLP Leasing Programs, Inc., which is a wholly-owned subsidiary of Continental Information Systems Corporation ("CIS"), the Partnership is considered an "Affiliate" of CIS. Accordingly, in order for the Partnership to sell the shares, the Partnership must comply with the restrictions imposed by Rule 144 of the Exchange Act.

                       COLUMBIA LEASE INCOME FUND B L.P.
                        (A Delaware Limited Partnership)

                    Management's Discussion and Analysis of
                 Financial Condition and Results of Operations
                                  (Unaudited)

For the nine months ended September 30, 1995, the Partnership's investing activities resulted in equipment sales with a depreciated cost basis of $59,347, generating $110,465 in sales proceeds. Associated with the equipment sale were $44,216 of loss charge offs against the reserve, initially set up in prior periods for estimated losses on the ultimate disposition of equipment.

Cash distributions are currently at an annual level of 3% per Limited Partnership Unit, or $3.75 per Limited Partnership Unit on a quarterly basis. For the quarter ended September 30, 1995, the Partnership declared a cash distribution of $92,034, of which $4,599 was allocated to the General Partner and $87,435 was allocated to the Limited Partners. The cash distribution will be made on November 15, 1995. The Partnership expects distributions to be more volatile as its operations are winding down. The effects of inflation have not been significant to the Partnership in the past and are not expected to have a material impact in future periods.

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

Item 3.        Defaults by the Partnership on its Senior Securities
               Response:  None

Item 4.        Results of Votes of Security Holders
               Response:  None

Item 5.        Other Information
               Response:  None

Item 6.        Exhibits and Reports on Form 8-K
               Response:

               A.  None

               B.  None

                       COLUMBIA LEASE INCOME FUND B L.P.
                        (A Delaware Limited Partnership)

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COLUMBIA LEASE INCOME FUND B L.P.
(Registrant)

By:  TLP-Columbia Management Corporation,
its General Partner


By:  Arthur P. Beecher,
     President

Date:November 14, 1995
     -----------------